Form 10-K
period 2008-09-30
Franklin Auto Trust 2008-A
filed 2008-12-22
CIK 1437074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-134782-03

FRANKLIN AUTO TRUST 2008-A

(Exact name of issuing entity as specified in its charter)

FRANKLIN RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

FRANKLIN CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	94-3301790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

FRANKLIN RECEIVABLES LLC
47 West 200 South, Suite 500
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Depositor’s telephone number, including Area Code: (801) 238-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business

(b)	Item 1A, Risk Factors

(c)	Item 2, Properties

(d)	Item 3, Legal Proceedings

(e)	Item 4, Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Franklin Auto Trust 2008-A (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of Notes or Certificates.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

The aggregate significance percentage related to any entity or group of affiliated entities providing derivative instruments is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of Franklin Capital Corporation (the “Sponsor”), Franklin Receivables LLC (the “Depositor”), Wilmington Trust Company (the “Indenture Trustee”), Citibank, N.A. (the “Indenture Administrator”), or the Issuing Entity that are material to holders of the Notes or the Certificates. There are no such proceedings known to be contemplated by governmental authorities.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(b)	Item 6, Selected Financial Data

(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation

(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk

(e)	Item 8, Financial Statements and Supplementary Data

(f)	Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(g)	Item 9A, Controls and Procedures

Item 9B.	Other Information.

None.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance

(b)	Item 11, Executive Compensation

(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(d)	Item 13, Certain Relationships and Related Transactions, and Director Independence

(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity. The Sponsor is a wholly-owned subsidiary of Franklin Resources, Inc., a Delaware corporation. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer. Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Issuing Entity; therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Issuing Entity.

The Indenture Administrator is also the letter of credit provider and is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Issuing Entity.

There are no significant obligors or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Administrator (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

The Servicing Report prepared by the Sponsor and the related Attestation Report have identified one material instance of noncompliance with the servicing criteria applicable to the Sponsor.

Item 1122(d)(3)(i)(B): Information provided in certain reports to investors was not calculated in accordance with the terms specified in the transaction agreements.

The following actions were taken in order to remediate this material instance of noncompliance:

The Sponsor has corrected its calculation and reporting procedures and has implemented additional controls and procedures for the validation of the calculations in reports to investors.

Except for this material instance of noncompliance, neither the Servicing Report prepared by the Sponsor nor the related Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Sponsor.

The Servicing Report prepared by the Indenture Administrator and the related Attestation Report have identified no material instances of noncompliance with the servicing criteria applicable to the Indenture Administrator.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

PART IV

Item 15.	Exhibits.

3.1	Certificate of Formation of Franklin Receivables LLC, as currently in effect, incorporated by reference to Exhibit 3.1 to Depositor’s Registration Statement on Form S-3/A (File Number 333-56869) (CIK 0001063267), filed on August 11, 1998.

3.2	Form of Amended and Restated Limited Liability Company Agreement of Franklin Receivables LLC, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to Depositor’s Registration Statement on Form S-3/A (File Number 333-56869) (CIK 0001063267), filed on September 18, 1998.

4.1	Indenture among Franklin Auto Trust 2008-A, as Issuer, Wilmington Trust Company, as Indenture Trustee and Indenture Collateral Agent, and Citibank, N.A., as Indenture Administrator, dated as of May 1, 2008, incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

4.2	Amended and Restated Trust Agreement between Franklin Receivables LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 13, 2008, incorporated by reference to Exhibit 4.2 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

4.3	Irrevocable Letter of Credit, provided by Citibank, N.A., dated as of June 13, 2008, incorporated by reference to Exhibit 99.2 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

10.1	Sale and Servicing Agreement among Franklin Auto Trust 2008-A, as Issuer, Franklin Receivables LLC, as Depositor, Franklin Capital Corporation, as Servicer and Sponsor, and Franklin Resources, Inc., as Representative, dated as of May 1, 2008, incorporated by reference to Exhibit 4.3 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

10.2	Purchase Agreement among Franklin Capital Corporation, Franklin SPE LLC and Franklin Receivables LLC, dated as of May 1, 2008, incorporated by reference to Exhibit 99.1 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Franklin Capital Corporation).

33.1	Management’s Assertion of Compliance with Regulation AB (Franklin Capital Corporation).

33.2	Indenture Administrator’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, on behalf of Franklin Capital Corporation).

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.).

35.1	Servicer Compliance Statement of Franklin Capital Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

FRANKLIN AUTO TRUST 2008-A (Registrant)

	By:	Franklin Capital Corporation, As Servicer of the Trust

Date: December 22, 2008	/s/ Harold E. Miller, Jr.
HAROLD E. MILLER, JR.
President & Chief Executive Officer
(Senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibits for Franklin Auto Trust 2008-A

3.1	Certificate of Formation of Franklin Receivables LLC, as currently in effect, incorporated by reference to Exhibit 3.1 to Depositor’s Registration Statement on Form S-3/A (File Number 333-56869) (CIK 0001063267), filed on August 11, 1998.

3.2	Form of Amended and Restated Limited Liability Company Agreement of Franklin Receivables LLC, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to Depositor’s Registration Statement on Form S-3/A (File Number 333-56869) (CIK 0001063267), filed on September 18, 1998.

4.1	Indenture among Franklin Auto Trust 2008-A, as Issuer, Wilmington Trust Company, as Indenture Trustee and Indenture Collateral Agent, and Citibank, N.A., as Indenture Administrator, dated as of May 1, 2008, incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

4.2	Amended and Restated Trust Agreement between Franklin Receivables LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 13, 2008, incorporated by reference to Exhibit 4.2 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

4.3	Irrevocable Letter of Credit, provided by Citibank, N.A., dated as of June 13, 2008, incorporated by reference to Exhibit 99.2 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

10.1	Sale and Servicing Agreement among Franklin Auto Trust 2008-A, as Issuer, Franklin Receivables LLC, as Depositor, Franklin Capital Corporation, as Servicer and Sponsor, and Franklin Resources, Inc., as Representative, dated as of May 1, 2008, incorporated by reference to Exhibit 4.3 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

10.2	Purchase Agreement among Franklin Capital Corporation, Franklin SPE LLC and Franklin Receivables LLC, dated as of May 1, 2008, incorporated by reference to Exhibit 99.1 to the Issuing Entity’s Form 8-K (File Number 333-134782-03) (CIK 0001437074), filed on June 18, 2008.

31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Franklin Capital Corporation).

33.1	Management’s Assertion of Compliance with Regulation AB (Franklin Capital Corporation).

33.2	Indenture Administrator’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, on behalf of Franklin Capital Corporation).

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.).

35.1	Servicer Compliance Statement of Franklin Capital Corporation.